Form 10-Q/A
period 1995-01-28
CABOT MEDICAL CORP
filed 1995-05-18
CIK 719073

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C  20549
                                  FORM 10-Q/A


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the quarterly period ended January 28, 1995

                                      OR

           [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



                        Commission File Number 0-14343

                           CABOT MEDICAL CORPORATION
                           -------------------------

             (Exact name of registrant as specified in its charter)

         NEW JERSEY                                     23-2240207
         ----------                                ----------------
    (State or other jurisdiction of                 (I.R.S. employer
    incorporation or organization)                  identification no.)

            2150 Cabot Boulevard West, Langhorne, Pennsylvania 19047
            --------------------------------------------------------
             (Address of principal executive offices and zip code)


       Registrant`s telephone number, including area code (215) 752-8300
                                                          --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been sub ject to such filing requirements for the past 90 days.

                      Yes  X                   No ________
                          --------


Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of the latest practicable date.


Common Stock, no par value                             10,359,165
- --------------------------                             --------------
           Class                              Outstanding at January 28, 1995


                               Page 1 of 14 pages

                                     INDEX
                                     -----

                                                                   Page
                                                                  Number
                                                                  ------
Part I.  Financial Information


  Item 1.   Consolidated Condensed Financial Statements

            Consolidated Balance Sheets - January 28, 1995 and
              October 29, 1994.........................................3

            Consolidated Statements of Earnings - Three Months Ended
              January 28, 1995 and January 29, 1994....................5

            Consolidated Statements of Shareholders' Equity - Three
              Months Ended January 28, 1995............................6
            Consolidated Statements of Cash Flows - Three Months Ended
              January 28, 1995 and January 29, 1994....................7

            Notes to the Consolidated Condensed Financial
              Statements...............................................9


  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................11

                           CABOT MEDICAL CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                               January 28,  October 29,
                                              ----------    ----------
ASSETS                                             1995           1994
- ----------------------------------------------------------------------
(In Thousands)                              (Unaudited)

Current Assets:
  Cash and cash equivalents                    $  2,402        $  2,129
  Short-term investments                            794             891
  Accounts receivable, net                        9,124           9,410
  Inventories
    Raw material                                  5,993           5,799
    Work in process                               2,047           1,394
    Finished goods                                5,596           5,859
                                               --------        --------
    Total inventories                            13,636          13,052

  Prepaid expenses and other current assets       1,165             821
  Refundable income taxes                           390             390
  Deferred income taxes                             310             310
                                               --------        --------
      Total current assets                       27,821          27,003
                                               --------        --------

Property, plant and equipment-at cost            32,630          31,479
  Less accumulated depreciation
    and amortization                              8,886           7,836
                                               --------        --------
      Net property, plant and equipment          23,744          23,643
                                               --------        --------

Intangible assets, net                           35,693          36,509
Deferred income taxes                                47              47
Other assets, net                                 2,650           2,576
                                               --------        --------
 TOTAL ASSETS                                  $ 89,955        $ 89,778
                                               ========        ========


                                                            (continued)

                           CABOT MEDICAL CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

(continued)

                                                     January 28, October 29,
                                                  --------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY                   1995         1994
 ---------------------------------------------------------------------------
 (In Thousands, except number of shares              (Unaudited)
  and per share amounts)

Current Liabilities:
 Current maturities of long-term obligations          $    726     $    701
 Accounts payable                                          981        1,370
 Accrued restructuring charges                             857        1,074
 Accrued expenses                                        3,292        3,576
 Accrued interest                                        2,143          887
 Income taxes payable                                       80          ---
                                                      --------     --------
   Total current liabilities                             8,079        7,608

Long-term obligations, less current maturities          72,234       72,782
Deferred income taxes                                      357          357
                                                      --------     --------
     Total liabilities                                  80,670       80,747
                                                      --------     --------
Shareholders' Equity:
 Preferred stock-authorized 500,000 shares
  of no par value; no shares issued and
  outstanding                                              ---          ---
 Common stock-authorized 50,000,000 shares
  of no par value; issued and outstanding
  10,359,165 and 10,185,682 shares, respectively
  at stated value of $.01 per share                        104          102
 Additional paid-in-capital                             30,657       30,327
 Notes receivable from officers                        (   569)     (   272)
 Accumulated deficit                                   (20,907)     (21,126)
                                                      --------     --------
     Total shareholders' equity                          9,285        9,031
                                                      --------     --------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 89,955     $ 89,778
                                                     =========   ==========





      See accompanying notes to consolidated condensed financial statements

                           CABOT MEDICAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)


(In Thousands, except per share
 amounts)                               Three months ended

                                       January 28, January 29,
                                       -----------------------
                                          1995           1994
                                        -------        -------
Net sales                               $15,733        $16,716
Cost of sales                             6,323          6,247
                                        -------        -------
     Gross Profit                         9,410         10,469
                                        -------        -------
 Operating expenses:
  Selling and administrative              6,480          6,099
  Research and development                  759          1,112
  Amortization of intangibles               723            708
  Restructuring expense                   ( 140)           ---
                                        -------        -------
                                          7,822          7,919
                                        -------        -------
  Operating income                        1,588          2,550
                                        -------        -------
Interest income                           (  37)           ( 8)
Interest expense                          1,430          1,413
Other income                              ( 118)           ( 5)
                                        -------        -------
                                          1,275          1,400
                                        -------        -------
Earnings before income taxes                313          1,150
Income tax expense                           94            103
                                        -------        -------
Net earnings                           $    219        $ 1,047
                                        =======        =======
Net earnings per common and
 equivalent share:
  Primary                              $    .02        $   .10
  Fully diluted                        $    .02        $   .10
                                        =======        =======
Weighted average number of common
and equivalent share:
  Primary                                10,307         11,362
  Fully diluted                          10,307         11,362

 See accompanying notes to consolidated condensed financial statements

                           CABOT MEDICAL CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                      Three months ended January 28, 1995


                                                                 Notes
                                  Common       Additional      Receivable
(In Thousands, except             Stock         Paid-in-         from           Accumulated
   share amounts)                 Issued        Capital        officers          deficit           Total
                                  ------        -------        --------          -------           -----

Balance, October 29, 1994         $102          $30,327        $  (272)         $ (21,126)        $9,031

Issuance of 173,483 shares
  under Stock Option Plans           2              330           (297)                ---            35

Net earnings for the period
  ended January 28, 1995           ---              ---            ---                219            219
                                  -----------------------------------------------------------------------

Balance, January 28, 1995         $104          $30,657          $(569)          $(20,907)        $9,285
                                  ====          =======          ======          =========        ======

                           CABOT MEDICAL CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                        Three months ended
(In Thousands)                                        January 28, January 29,
                                                      -----------------------
                                                         1995         1994
                                                     ------------  -----------
Cash Flows from operating activities:
 Net earnings                                         $     219     $   1,047
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                         1,430         1,316
    Provision for losses on accounts receivable              36        (  123)
    Net gain on disposal of an intangible asset          (  307)          ---
    Changes in current assets and liabilities:
     (Increase) decrease in accounts receivable             250        (  589)
     (Increase) decrease in inventory                    (  584)          363
     Increase in prepaid expenses and
      other current assets                               (  344)       (  227)
     Decrease in refundable income taxes                    ---           730
     Increase in accounts payable and
     accrued expenses                                       366           630
     Increase in income taxes payable                        80           103
                                                         ------        ------
   Net cash provided by operating activities              1,146         3,250

Cash flows from investing activities:
    Proceeds from maturity of short-term
     investments                                             97           ---
    Proceeds from the sale of an intangible asset           400           ---
    Purchase of property, plant and equipment            (  708)       (  467)
    Decrease in intangible assets                           ---             3
    Increase in other assets                             (  174)       (  206)
                                                         ------        ------
   Net cash used in investing activities                 (  385)       (  670)

Cash flows from financing activities:
    Net decrease in short-term borrowings                   ---        (   10)
    Principal payments on capital lease
     obligations                                         (   58)       (   57)
    Proceeds from issuance of common stock                   35           ---
    Payments for treasury stock                             ---        (  648)
    Principal payments on Industrial
     Development Authority Bonds                         (  465)       (  445)
                                                         ------        ------
   Net cash used in financing activities                 (  488)       (1,160)

                           CABOT MEDICAL CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


(In Thousands)                                          Three months ended
                                                      January 28, January 29,
                                                      -----------------------
                                                          1995         1994
                                                       -------      --------
Net increase in cash and
    cash equivalents                                 $    273      $ 1,420
Cash and cash equivalents at beginning of year          2,129        3,452
Cash and cash equivalents at end of period           $  2,402      $ 4,872

                                                        =====        =====

Supplemental disclosures of cashflow information:

  Cash paid during the period for:
    Interest                                          $   14       $   58
    Income taxes                                      $   --       $   --

                           CABOT MEDICAL CORPORATION
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     JANUARY 28, 1995 AND JANUARY 29, 1994
                                    (Unaudited)

Note 1 In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented.

        The statements of earnings for the three months ended January 28, 1995 and January 29, 1994 are not necessarily indicative of results for the full year.

        While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10K for the fiscal year ended October 29, 1994.

Note 2 Net earnings per share computations are based on the weighted average number of common shares outstanding including common stock equivalents (stock options and warrants) utilizing the modified treasury stock method when their effect is dilutive. For the quarter ended January 28, 1995, the effect of the common stock equivalents on the net earnings per share computations utilizing the modified treasury stock method was antidilutive.

        Weighted average number of common shares outstanding and net earnings per share computations give retroactive recognition to the 2% stock dividend declared February 2, 1993, the 10% stock dividend declared June 1, 1993, the 10% stock dividend declared December 6, 1993 and the 10% stock dividend declared April 13, 1994 for all periods presented.

        Shares issuable upon conversion of the Company's 7.50% Convertible Subordinated Notes due March 1, 1999 are excluded from the per share computations as they are not common stock equivalents and are antidilutive.

                           CABOT MEDICAL CORPORATION
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     JANUARY 28, 1995 AND JANUARY 29, 1994



Note 3 Cash Equivalents are short-term highly liquid investments readily convertible to known amounts of cash and have original maturities of three months or less.

Note 4 Short-term investments consist of United States government agency obligations with an original maturity of greater than three months but less than one year. Such investments are recorded at amortized cost, which approximates market value as the Company has the intent and ability to hold these securities until maturity pursuant to Statement of Financial Accounting Standards No. 115.

                           CABOT MEDICAL CORPORATION
               MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Financial Position
- ------------------
  Comparison of the quarter ended January 28, 1995 to the fiscal year ended October 29, 1994.

Cash and cash equivalents increased by $273,000 or 13% primarily as a function of timing differences between when cash is received and when it is utilized.

Accounts receivable, net, decreased $286,000 or 3% primarily as a result of a decrease of $575,000 in international accounts receivable which coincides with the international sales decrease from the fourth quarter of the previous year.

Inventory increased $584,000 or 4% primarily to support: (i) new specialty disposables and Urological product introductions; and (ii) the transition of manufacturing operations to Racine, Wisconsin during the Company's facilities rationalization program. Inventory levels should be reduced once the transition process is completed.

Prepaid expenses and other current assets increased $344,000 due to the prepayment of: (i) business insurance premiums; and (ii) prepaid marketing and engineering costs.

Other assets, net, increased $74,000 primarily due to approximately $211,000 in loans to certain officers of the Company to pay tax liabilities incurred by them in connection with their exercise of Company stock options. Such loans are evidenced by promissory notes that are due on demand, bear interest at the prime rate plus .25% per annum and are secured by shares of the Company's common stock.

Accounts payable decreased $389,000 or 28% due to the timing differences of when goods and services are purchased versus when they are paid and as part of the Company's lower expense levels established as part of its facility and human resource rationalization programs.

Accrued restructuring decreased $217,000 due to the payments of costs associated with the Company's human resources and facility rationalization program and reductions in the restructing accrual reflecting changes (savings) realized during the rationalization program.

Accrued expenses decreased $284,000 primarily as a result of a decrease of $589,000 in accrued payroll and commissions due to the timing differences created when compensation is earned versus when it is paid coupled with lower expenditure levels.

Accrued interest increased by $1,256,000 due to the 7.5% per annum interest on the Notes which is payable semi-annually, with the next payment scheduled in March, 1995.

                           CABOT MEDICAL CORPORATION
               MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Notes receivable from officers of $297,000 represent loans made to certain officers of the Company to pay the exercise price due upon their exercise of Company stock options. Such loans are evidenced by promissory notes that are due on demand, bear interest at the prime rate plus .25% per annum and are secured by shares of the Company's common stock.


 Results of Operations
 ---------------------
   Comparison of the quarter ended January 28, 1995, to the quarter ended January 29, 1994.

Net sales decreased $983,000 or 6% due to a decrease of $710,000 and $273,000 in domestic and international sales respectively.

The domestic sales decrease is primarily the result of the impact of pricing pressures created on disposable products by large buying groups and competitive products coupled with the continuing shift away from capital equipment sales, the effect of which has not yet been fully offset by increased specialty disposable and reusable instrument sales.

The decrease in international sales is attributable to the continued recessionary pressures in the European and Latin American markets negatively impacting the Company's prices for capital equipment which is primarily sold in these markets.

Gross Profit decreased as a percentage of sales from 63% to 60% primarily due to the impact of pricing pressures created on disposable products by large buying groups and competitive products coupled with a shift in product mix favoring the lower margin capital equipment products.

Selling and administrative expenses increased by $383,000 from 37% to 41% of sales. Sales and marketing expenses increased by $893,000 primarily due to expenses related to the integration of the Company's endoscopy and urology sales force initiated during the period, offset in part by Administrative expenses decreasing approximately $510,000 primarily due to the reduction in administrative operating costs resulting from the Company's human resource rationalization program and a reduction in bad debt expense resulting from the Company's belief that the overall reserve for bad debt is adequate for future needs.


Research and development expenses decreased $353,000 due to the reduction in the departmental operating costs resulting from the Company's human resource rationalization program which eliminated redundant positions when the research and development functions were consolidated into one Company facility (Langhorne, Pennsylvania) and a decreased level of

                           CABOT MEDICAL CORPORATION
               MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



funding necessary to provide for product development and support of the specialty disposables and reusable instrument product lines as compared to the funding necessary to support the Company's previous capital equipment product lines.

The restructuring credit of $140,000 reflects adjustments made for changes (savings) in relocation, severance, facility refurbishing and carrying costs associated with the Company's human resource and facility rationalization programs due to a higher then expected voluntary resignations, lower actual refurbishing costs and a reduced need for transitional equipment costs.

Interest income of $37,000 is the interest earned on short-term investments.

Other income increased $113,000 primarily due to the net proceeds received from the sale of an intangible asset.



Liquidity and Capital Resources
- -------------------------------


There are no existing material commitments for capital expenditures nor are any anticipated in the foreseeable future. If material unanticipated capital expenditures are required, the Company believes it has adequate credit lines available to meet such needs. The Company believes it has sufficient cash resources from operations and available credit lines to meet foreseeable cash needs. The Company presently has $16,638,000 available on all bank credit lines, after contingent liabilities for guarantees of currently issued letters of credit.

                           CABOT MEDICAL CORPORATION
                           -------------------------



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                     CABOT MEDICAL CORPORATION



Date: 5/16/95                /s/Warren G. Wood
      --------               -------------------------------------------
                                Warren G. Wood, President, Chairman of
                                                the Board of Directors
                                                and Chief Executive Officer




Date: 5/16/95                /s/Marvin Sharfstein
      --------               -------------------------------------------
                                Marvin Sharfstein, Treasurer and Vice
                                                   President of Corporate
                                                   Development