Form 10-Q
period 1995-04-29
CABOT MEDICAL CORP
filed 1995-06-07
CIK 719073

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C  20549
                                   FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

              For the quarterly period ended April 29, 1995

                                      OR

           [_] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



                        Commission File Number 0-14343

                           CABOT MEDICAL CORPORATION
                           -------------------------

            (Exact name of registrant as specified in its charter)

              NEW JERSEY                               23-2240207
              ----------                           -----------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been sub-ject to such filing requirements for the past 90 days.

                     Yes  X                   No
                         --------                ________


Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of the latest practicable date.


Common Stock, no par value                     10,359,165
- --------------------------                     ---------------
           Class                        Outstanding at April 29, 1995

                               Page 1 of 19 pages

                                     INDEX
                                     -----


                                                                         Page
                                                                        Number
                                                                        ------
Part I.  Financial Information

  Item 1.   Consolidated Condensed Financial Statements

            Consolidated Balance Sheets - April 29, 1995 and
              October 29, 1994...............................................3

            Consolidated Statements of Operations - Three and Six
              Months Ended April 29, 1995 and April 30, 1994.................5

            Consolidated Statements of Shareholders' Equity - Six
              Months Ended April 29, 1995....................................6

            Consolidated Statements of Cash Flows - Six Months Ended
              April 29, 1995 and April 30, 1994..............................7

            Notes to the Consolidated Condensed Financial
              Statements.....................................................9


  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................11


Part II. Other Information

  Item 4.   Submission of Matters to a Vote of Security Holders.............15

  Item 6.   Exhibits and Reports on Form 8-K................................16

                           CABOT MEDICAL CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   April 29,     October 29,
                                                   ---------     -----------
ASSETS                                                 1995           1994
- --------------------------------------------------------------------------
(In Thousands)                                    (Unaudited)


Current Assets:
  Cash and cash equivalents                          $  1,801      $  2,129
  Short-term investments                                  592           891
  Accounts receivable, net                              9,359         9,410
  Inventories
    Raw material                                        6,731         5,799
    Work in process                                     2,587         1,394
    Finished goods                                      5,367         5,859
                                                     --------      --------
    Total inventories                                  14,685        13,052

  Prepaid expenses and other current assets             1,172           821
  Refundable income taxes                                 390           390
  Deferred income taxes                                   310           310
                                                     --------      --------
      Total current assets                             28,309        27,003
                                                     --------      --------

Property, plant and equipment-at cost                  33,586        31,479
  Less accumulated depreciation
    and amortization                                    9,819         7,836
                                                     --------       -------
      Net property, plant and equipment                23,767        23,643
                                                     --------      --------

Intangible assets, net                                 35,006        36,509
Deferred income taxes                                      47            47
Other assets, net                                       2,424         2,576
                                                     --------      --------
 TOTAL ASSETS                                        $ 89,553      $ 89,778
                                                     ========      ========


                                                                (continued)

                           CABOT MEDICAL CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

(continued)

                                                       April 29,   October 29,
                                                    --------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                      1995         1994
- ---------------------------------------------------------------------------
(In Thousands, except number of shares                 (Unaudited)
 and per share amounts)

Current Liabilities:
  Current maturities of long-term obligations           $    716     $    701
  Accounts payable                                         1,683        1,370
  Accrued restructuring charges                              551        1,074
  Accrued expenses                                         3,889        3,576
  Accrued interest                                           891          887
  Income taxes payable                                        59          ---
                                                        --------     --------
    Total current liabilities                              7,789        7,608

Long-term obligations, less current maturities            72,186       72,782
Deferred income taxes                                        357          357
                                                        --------     --------
      Total liabilities                                   80,332       80,747
                                                        --------     --------
Shareholders' Equity:
  Preferred stock-authorized 500,000 shares
    of no par value; no shares issued and
    outstanding                                              ---          ---
  Common stock-authorized 50,000,000 shares
    of no par value; issued and outstanding
    10,359,165 and 10,185,682 shares, respectively
    at stated value of $.01 per share                        104          102
  Additional paid-in-capital                              30,657       30,327
  Notes receivable from officers                         (   569)     (   272)
  Accumulated deficit                                    (20,971)     (21,126)
                                                        --------     --------
      Total shareholders' equity                           9,221        9,031
                                                        --------     --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 89,553     $ 89,778
                                                        ========     ========




     See accompanying notes to consolidated condensed financial statements

                           CABOT MEDICAL CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(In Thousands, except per share
 amounts)                            Three months ended        Six months ended

                                    April 29,   April 30,    April 29,   April 30,
                                    ---------------------    ---------------------
                                       1995        1994         1995        1994
                                    --------    --------     --------    --------
Net sales                            $16,500     $17,186      $32,233     $33,902
Cost of sales                          7,185       6,215       13,508      12,462
                                     -------     -------      -------     -------
     Gross Profit                      9,315      10,971       18,725      21,440
                                     -------     -------      -------     -------
 Operating expenses:
  Selling and administrative           6,431       6,468       12,911      12,567
  Research and development               929       1,055        1,688       2,167
  Amortization of intangibles            687         685        1,410       1,393
  Restructuring                        (  48)        ---        ( 188)        ---
                                     -------     -------      -------     -------
                                       7,999       8,208       15,821      16,127
                                     -------     -------      -------     -------
  Operating income                     1,316       2,763        2,904       5,313
                                     -------     -------      -------     -------
Interest income                        (  35)      (  25)       (  72)      (  37)
Interest expense                       1,437       1,430        2,867       2,848
Other income                           (  17)      (  17)       ( 135)      (  23)
                                     -------     -------      -------     -------
                                       1,385       1,388        2,660       2,788
                                     -------     -------      -------     -------
Earnings(Loss) before income taxes     (  69)      1,375          244       2,525
Income tax expense (benefit)           (   5)        248           89         350
                                     -------     -------      -------     -------
Net earnings (loss)                  $ (  64)    $ 1,127      $   155     $ 2,175
                                     =======     =======      =======     =======
Net earnings per common and
 equivalent share:
  Primary                            $ ( .01)    $   .10      $   .02     $   .20
  Fully diluted                      $ ( .01)    $   .10      $   .02     $   .19
                                     =======     =======      =======     =======
Weighted average number of common
and equivalent share:
  Primary                             10,359      11,264       10,333      11,323
  Fully diluted                       10,359      11,271       10,333      11,327


     See accompanying notes to consolidated condensed financial statements

                           CABOT MEDICAL CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                        Six months ended April 29, 1995

                                                   Notes
                            Common  Additional   Receivable
(In Thousands, except       Stock    Paid-in-      from      Accumulated
   share amounts)           Issued   Capital     officers     deficit    Total
                            ------   -------     --------     --------   -----

Balance, October 29, 1994   $102     $30,327     $ (272)    $(21,126)   $9,031

Issuance of 173,483 shares
 under Stock Option Plans      2         330       (297)          ---       35

Net earnings for the six
 months ended April 29, 1995 ---         ---        ---          155       155
                             -------------------------------------------------

Balance, April 29, 1995     $104     $30,657     $ (569)    $(20,971)   $9,221
                            ====     =======     =======    =========   ======

                           CABOT MEDICAL CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Six months ended
(In Thousands)                                       April 29,    April 30,
                                                     ----------------------
                                                       1995         1994
                                                    -----------  -----------
Cash Flows from operating activities:
  Net earnings                                       $    155     $ 2,175
Adjustments to reconcile net earnings to
    net cash provided by operating activities:
       Depreciation and amortization                    2,840       2,237
       Provision for losses on accounts receivable     (   15)     (  108)
       Net gain on disposal of an intangible asset     (  307)        ---
       Changes in current assets and liabilities:
         (Increase) decrease in accounts receivable        66      (  332)
         Increase in inventory                         (1,633)     (  727)
         Increase in prepaid expenses and
           other current assets                        (  351)     (  265)
         Decrease in refundable income taxes              ---       1,181
         Increase (decrease) in accounts payable
           and accrued expenses                           107      (  734)
         Increase in income taxes payable                  59          95
                                                     --------     -------
     Net cash provided by operating activities            921       3,522

Cash flows from investing activities:
       Proceeds from maturity of short-term
         investments                                      299         ---
       Proceeds from the sale of an intangible asset      400         ---
       Purchase of property, plant and equipment       (1,355)     (1,190)
       Increase in intangible assets                      ---      (  147)
       Increase in other assets                        (   48)     (  407)
                                                     --------     -------
     Net cash used in investing activities             (  704)     (1,744)

Cash flows from financing activities:
       Net decrease in short-term borrowings              ---           5
       Principal payments on capital lease
         obligations                                   (  115)     (  113)
       Proceeds from issuance of common stock              35         329
       Payments for treasury stock                        ---      (  693)
       Principal payments on Industrial
         Development Authority Bonds                   (  465)     (  465)
                                                       ------     -------
     Net cash used in financing activities             (  545)     (  937)

                           CABOT MEDICAL CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(In Thousands)                                          Six months ended
                                                     April 29,     April 30,
                                                     ----------  -----------
                                                         1995         1994
                                                       -------      -------
Net increase (decrease) in cash and
    cash equivalents                                 $ ( 328)     $   841

Cash and cash equivalents at beginning of year         2,129        3,452
                                                     -------      -------
Cash and cash equivalents at end of period           $ 1,801      $ 4,293
                                                       =====      =======



Supplemental disclosures of cashflow information:

  Cash paid during the period for:
    Interest                                          $ 2,644     $ 2,625
    Income taxes                                      $    29     $   330

                           CABOT MEDICAL CORPORATION
           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       APRIL 29, 1995 AND APRIL 30, 1994
                                  (Unaudited)

Note 1 In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented.

        The statements of operations for the three months and six months ended April 29, 1995 and April 30, 1994 are not necessarily indicative of results for the full year.

        While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10K for the fiscal year ended October 29, 1994.

Note 2 Net earnings (loss) per share computations are based on the weighted average number of common shares outstanding including common stock equivalents (stock options and warrants) utilizing the modified treasury stock method when their effect is dilutive. For the three months and six months ended April 29, 1995, the effect of the common stock equivalents on the net earnings (loss) per share computations utilizing the modified treasury stock method was antidilutive.

        Weighted average number of common shares outstanding and net earnings
        (loss) per share computations give retroactive recognition to the 2% stock dividend declared February 2, 1993, the 10% stock dividend declared June 1, 1993, the 10% stock dividend declared December 6, 1993 and the 10% stock dividend declared April 13, 1994 for all periods presented.

        Shares issuable upon conversion of the Company's 7.50% Convertible Subordinated Notes due March 1, 1999 are excluded from the per share computations as they are not common stock equivalents and are antidilutive.

                           CABOT MEDICAL CORPORATION
           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       APRIL 29, 1995 AND APRIL 30, 1994



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

                           CABOT MEDICAL CORPORATION
               MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Financial Position
- ------------------
  Comparison of the quarter ended April 29, 1995 to the fiscal year ended October 29, 1994.

Cash and cash equivalents decreased by $328,000 or 15% primarily due the funds utilized for payment of relocation, severance and facility refurbishing expenses attributable to the Company's human resource and facility rationalization program and the cross-training and other related expenses incurred in connection with the integration of the Company's endoscopy and urology sales forces.

Inventory increased $1,633,000 or 13% primarily to support: (i) new specialty disposables and Urological product introductions; and (ii) the continuing transition of manufacturing operations to Racine, Wisconsin and the remaining Langhorne facility during the Company's facilities rationalization program. Inventory levels should begin to decline once the transition process is complete.

Prepaid expenses and other current assets increased $351,000 due to the prepayment of: (i) business insurance premiums and (ii) marketing and engineering costs.

Other assets, net, decreased $152,000 primarily due to the application of the short-term advance payments given vendors for goods provided in the current year.

Accounts payable increased $313,000 or 23% due to the timing differences between when goods and services are received and when they are paid.

Accrued restructuring decreased by $523,000 primarily due to the payments, in the second quarter, of costs associated with the Company's human resources and facility rationalization program and reductions in the restructuring accrual reflecting changes (savings) realized during the rationalization programs.

Accrued expenses increased $313,000 or 9% primarily due to the increase in accrued inventory purchases which were received late in the second quarter.

Notes receivable from officers of $297,000 represent loans made to certain officers of the Company to pay the exercise price due upon their exercise of Company stock options in late 1994. Such loans are evidenced by promissory notes that are due on demand, bear interest at the prime rate plus .25% per annum and are secured by shares of the Company's common stock. Such loans were repaid in full early in the third quarter of the fiscal year.

                           CABOT MEDICAL CORPORATION
               MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



 Results of Operations
 ---------------------
   Comparison of the quarter ended April 29, 1995, to the quarter ended April 30, 1994.

Net sales decreased $686,000 or 4% primarily due to a decrease of $1,529,000 or 10% in domestic sales offset in part by an international sales increase of $843,000 or 52%.

The domestic sales decrease was primarily attributable to lower prices for disposable products resulting from price concessions demanded by large buying groups and from competitive product pricing in the marketplace. The lower prices for disposable products impacted the Company significantly as product mix has shifted from capital equipment to disposables. In addition, the lower sales reflect the shift to lower unit priced disposables from higher unit priced capital equipment. The Company is attempting to address this effect of the shift in product mix through the introduction of higher margin specialty disposable and reusable products. Late in the first quarter of 1995, the Company integrated its endoscopy and urology sales forces, thus enabling each person in the sales force to sell both product lines. This resulted in an expected reduction in productivity of the sales force in the second quarter. The Company expects productivity to increase as the integrated sales force becomes more proficient in selling both product lines.

The increase in international sales is primarily due to capital equipment, urological and disposable sales to the Far East and Government agencies under programs which are expected to impact the Company cyclically throughout the remainder of the fiscal year.

Gross Profit decreased as a percentage of sales from 64% to 56% primarily due to the impact of the lower prices and the shift in product mix described above. In addition, the Company is absorbing the costs of excess production capacity (Langhorne, Pennsylvania), which should be reduced when the Company completes its facility rationalization program in the third quarter.

Selling and administrative expenses decreased by $37,000 (increased as percentage of sales to 39% from 38%). Sales and marketing expenses increased by $217,000 primarily due to expenses related to the training and other related expenses associated with the integration of the Company's endoscopy and urology sales forces initiated during the first quarter of the current year. Administrative expenses decreased approximately $254,000 primarily due to a reduction of administrative operating costs resulting from the Company's human resource rationalization program.

                           CABOT MEDICAL CORPORATION
               MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Research and development expenses decreased $126,000 due to the reduction in the departmental operating costs as redundant positions were eliminated when the research and development functions were consolidated into one facility (Langhorne, Pennsylvania). In addition, specialty disposables and reusable instrument product lines do not require as high a level of product development and support as capital equipment product lines.

The restructuring credit of $48,000 reflects the adjustments to the restructuring reserve to account for further changes (savings) in relocation expenses attributable to the Company's previously announced facility and human resource rationalization programs. These savings were due primarily to the Company's having fewer employees relocate than originally planned due to voluntary resignations.

The reduction in income tax expense of $253,000 resulted primarily from the generation of a net operating loss in the second quarter offset, in part, by state income tax expense.


Results of Operations
- ---------------------
  Comparison of the six months ended April 29, 1995 to the six months ended April 30, 1994.

Net sales decreased $1,669,000 or 5% primarily due to a decrease of $2,239,000 or 7% in domestic sales offset, in part by an International sales increase of $570,000 or 17%.

The domestic sales decrease was primarily attributable to lower prices for disposable products resulting from price concessions demanded by large buying groups and from competitive product pricing in the marketplace. The lower prices for disposable products impacted the Company significantly as product mix has shifted from capital equipment to disposables. In addition, the lower sales reflect the shift to lower unit priced disposables from higher unit priced capital equipment. The Company is attempting to address this effect of the shift in product mix through the introduction of higher margin specialty disposable and reusable products. Late in the first quarter of 1995, the Company integrated its endoscopy and urology sales forces, thus enabling each person in the sales force to sell both product lines. This resulted in an expected reduction in the productivity of the sales force in the second quarter. The Company expects productivity to increase as the integrated sales force becomes more proficient in selling both product lines.

                           CABOT MEDICAL CORPORATION
               MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Gross Profit decreased as a percentage of sales from 63% to 58% primarily due to the impact of lower prices and the shift in product mix described above. In addition, the Company is absorbing the costs of excess production capacity (Langhorne, Pennsylvania), which should be reduced when the Company completes its facility rationalization program in the third quarter.

Selling and administrative expenses increased by $344,000 from 37% to 40% of sales. Sales and marketing expenses increased by $1,109,000 primarily due to expenses related to the training and other related expenses associated with the integration of the Company's endoscopy and urology sales forces initiated during the first quarter of the current year. Administrative expenses decreased approximately $764,000 primarily due to a reduction of administrative operating costs resulting from the Company's human resource rationalization program and a reduction in bad debt expense resulting from the Company's belief that the overall reserve for bad debt is adequate for future needs.

Research and development expenses decreased $480,000 due to the reduction in the departmental operating costs as redundant positions were eliminated when the research and development functions were consolidated into one facility (Langhorne, Pennsylvania). In addition, specialty disposables and reusable instrument product lines do not require as high a level of product development and support as capital equipment product lines.

The restructuring credit of $188,000 reflects adjustments made for changes (savings) in relocation, severance, facility refurbishing and carrying costs associated with the Company's previously announced facility and human resource rationalization programs. These savings were due primarily to higher than expected voluntary resignations, lower actual refurbishing costs and a reduced need for transitional equipment costs.

Other income increased $112,000 reflecting the net proceeds from the sale of an intangible asset.

The reduction in income tax expense of $261,000 resulted primarily from lower taxable earnings in fiscal 1995 than in fiscal 1994. The federal effective tax rate of 24% in fiscal 1995 as compared to 14% in fiscal 1994 reflects a higher level of utilization of federal net operating loss carryforwards than in fiscal 1994.

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

                          PART II.  OTHER INFORMATION


Item 4:     Submission of Matters to a Vote of Security Holders
- ---------------------------------------------------------------

The Annual Meeting of Shareholders of Cabot Medical Corporation was held on April 21, 1995, for the purpose of electing a board of directors, approving the appointment of independent auditors, and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition of the management's solicitations. All of the management's nominees for directors as listed in the proxy statement were elected and the appointment of the independent auditors was ratified.

The following votes were cast for the individuals set forth below:

                           SHARES        SHARES        SHARES
                           VOTED         VOTED         VOTED
      NAME                 "FOR"       "AGAINST"    "ABSTAINING"
      ----                -------      ---------    ------------
Warren G. Wood            7,490,751     126,911          0
Harry Brener              7,491,159     126,503          0
Marvin B. Sharfstein      7,484,092     133,570          0
Eugene V. Howard          7,483,715     133,947          0
Harvey W. Grossman        7,491,026     126,636          0

In addition at such meeting Shareholders voted on the following proposal:

   1. Proposal to increase the number of shares of common stock issuable under the Company's Independent Directors' Non-Qualified Stock Option Plan (the "Plan") by 60,000 shares.

                           SHARES        SHARES        SHARES
                           VOTED         VOTED         VOTED
                           "FOR"       "AGAINST"    "ABSTAINING"
                          -------      ---------    ------------
                          6,689,199     849,434        76,838

                           CABOT MEDICAL CORPORATION


                         PART II.   OTHER INFORMATION
                         ----------------------------



Item 6:     Exhibits and Reports on Form 8-K
- --------------------------------------------

           (a)  Exhibits:

                Exhibit 11  Statement Re Statement of Per Share
                            Earnings


           (b)  Reports on Form 8-K:

                On April 28, 1995, the Company filed a report on Form 8-K reporting that on April 24, 1995, the Company executed an Agreement and Plan of Reorganization with Circon Corporation.

                           CABOT MEDICAL CORPORATION



                                  SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                     CABOT MEDICAL CORPORATION




Date:_________________     /S/ Warren G. Wood
                           ------------------------------------------
                           Warren G. Wood, President, Chairman of
                                           the Board of Directors
                                           and Chief Executive Officer



Date:_________________     /S/ Marvin Sharfstein
                           ------------------------------------------
                           Marvin Sharfstein, Treasurer and Vice
                                              President of
                                              Corporate Development